Form 10-Q
period 2026-06-30
Bitwise Chainlink ETF
filed 2026-08-12
CIK 2082889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 1,600,000 outstanding shares as of August 9, 2026.

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

Bitwise CHAINLINK ETF

Table of Contents

Page
PART I-FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited).	1
Statements of Assets and Liabilities on June 30, 2026 (unaudited) and December 31, 2025	1
Schedule of Investment on June 30, 2026 (unaudited)	2
Statements of Operations (unaudited) for the three months ended June 30, 2026 and for the period from January 13, 2026 (commencement of operations) through June 30, 2026	3
Statements of Changes in Net Assets (unaudited) for the three months ended June 30, 2026 and for the period from January 13, 2026 (commencement of operations) through June 30, 2026	4
Statement of Cash Flows (unaudited) for the period from January 13, 2026 (commencement of operations) through June 30, 2026	5
Notes To Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4. Controls and Procedures.	18
PART II-OTHER INFORMATION	19
Item 1. Legal Proceedings.	19
Item 1A. Risk Factors.	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3. Defaults Upon Senior Securities.	19
Item 4. Mine Safety Disclosures.	19
Item 5. Other Information.	19
Item 6. Exhibits.	20

GLOSSARY OF DEFINED TERMS	21
SIGNATURES	23

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Chainlink ETF

Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025*
	(unaudited)
Assets
Investment in Chainlink, at fair value (cost $27,304,757 as of June 30, 2026)	$19,918,124	$—
Cash	—	200
Total assets	19,918,124	200

Liabilities
Sponsor Fee payable	5,767	—
Total liabilities	5,767	—

Net Assets	$19,912,357	$200

Shares issued and outstanding, no par value (unlimited amount authorized)	1,520,000	8	[1]
Principal Market NAV per Share	$13.10	$25.00	[1]

* As of December 31, 2025, the Trust held initial seed capital amounting to $200 in cash.

1 Prior to commencement of operations on January 13, 2026, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 8 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Schedule of Investment

June 30, 2026* (unaudited)

	Quantity			Percentage of
	of Chainlink	Cost	Fair Value	Net Assets
Investment in Chainlink^	2,766,406.1198	$27,304,757	$19,918,124	100.03%
Total investment		$27,304,757	19,918,124	100.03%
Liabilities in excess of other assets			(5,767)	(0.03)%
Net Assets			$19,912,357	100.00%

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Statements of Operations

	For the three months ended June 30, 2026*	For the period January 13, 2026 (commencement of operations) through June 30, 2026*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	17,154	24,135
Total expenses	17,154	24,135
Less: waivers and reimbursements	(1,904)	(8,885)
Net expenses	15,250	15,250
Net investment loss	(15,250)	(15,250)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Chainlink sold to pay Sponsor Fee	1,003	1,003
Net change in unrealized appreciation (depreciation) from investment in Chainlink	(4,544,577)	(7,386,633)
Net realized and unrealized gain (loss)	(4,543,574)	(7,385,630)
Net increase (decrease) in net assets resulting from operations	$(4,558,824)	$(7,400,880)

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Statements of Changes in Net Assets

	For the three months ended June 30, 2026*	For the period January 13, 2026 (commencement of operations) through June 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(15,250)	$(15,250)
Net realized gain (loss)	1,003	1,003
Net change in unrealized appreciation (depreciation) on investment in Chainlink	(4,544,577)	(7,386,633)
Net increase (decrease) in net assets resulting from operations	(4,558,824)	(7,400,880)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	8,989,917	27,313,237
Redemptions for Shares redeemed	—	(200)
Net increase (decrease) in net assets resulting from capital share transactions	8,989,917	27,313,037
Total increase (decrease) in net assets from operations and capital share transactions	4,431,093	19,912,157
Net assets
Beginning of period	15,481,264	200	[1]
End of period	$19,912,357	$19,912,357

Shares issued and redeemed
Shares issued	550,000	1,520,000
Shares redeemed	—	(8)
Net increase (decrease) in Shares issued and outstanding	550,000	1,519,992

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

1 Prior to the commencement of operations on January 13, 2026, on October 22, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On January 13, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Statement of Cash Flows

For the period January 13, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,400,880)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Chainlink	(13,969,781)
Proceeds from Chainlink sold	—
Transfer of Chainlink to pay Sponsor Fee	9,483
Net realized (gain) loss from investment in Chainlink sold to pay Sponsor Fee	(1,003)
Net change in unrealized (appreciation) depreciation from investment in Chainlink	7,386,633
Increase (decrease) in Sponsor Fee payable	5,767
Net cash provided by (used in) operating activities	(13,969,781)

Cash flows from financing activities
Creations for Shares issued	13,969,781
Redemptions for Shares redeemed	(200)
Net cash provided by (used in) financing activities	13,969,581

Net increase (decrease) in cash	(200)
Cash, beginning of period [1]	200
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of Chainlink	$13,343,456
In-Kind Redemptions of Chainlink	$—

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

1 On October 22, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares").

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Notes To Financial Statements

June 30, 2026 (Unaudited)

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

The statement of assets and liabilities and schedules of investment as of June 30, 2026, the statement of cash flows for the period from January 13, 2026 (commencement of operations) and the statements of operations and changes in net assets for the three month period ended June 30, 2026 and for the period from January 13, 2026 (commencement of operations) through June 30, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended June 30, 2026, the period from January 13, 2026 (commencement of operations), and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Chainlink traded on each Digital Asset Market. For the period from January 13, 2026 (commencement of operations) through June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Chainlink to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Chainlink, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $7.20.

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

The cost basis of the Chainlink received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Chainlink at 4:00 p.m. ET on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Chainlink, at fair value	$19,918,124	$—	$—	$19,918,124

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Chainlink

As of June 30, 2026, the Trust held a net closing balance of 2,766,406.1198 Chainlink with a total market value of $19,915,330 based on the CME CF Chainlink-Dollar Reference Rate - New York Variant ("LINKUSD_NY") price of $7.20, used to determine the Trust's NAV. The total market value of the Trust's Chainlink held was $19,918,124 based on the price of Chainlink (Lukka Prime Rate) in the principal market (Coinbase) of $7.20, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Chainlink and the respective fair value for the period from January 13, 2026 (commencement of operations) to June 30, 2026*:

	Quantity of Chainlink	Fair Value
Beginning balance as of January 13, 2026 (commencement of operations)	0.0000	$0
Purchases	1,401,936.6382	13,969,781
In-Kind Creations	1,365,520.5483	13,343,456
Sales for the redemption of Shares	—	—
Chainlink transferred for Sponsor Fee	(1,051.0667)	(9,483)
Net realized gain (loss) on investment in Chainlink transferred to pay Sponsor Fee	—	1,003
Change in unrealized appreciation (depreciation) from investment in Chainlink	—	(7,386,633)
Ending balance as of June 30, 2026	2,766,406.1198	$19,918,124

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

Additions during the six months ended June 30, 2026 were primarily from Chainlink purchased due to creations into the Trust and in-kind creations. For the period from January 13, 2026 (commencement of operations) through June 30, 2026, the Trust recognized net realized gains of $1,003, which represents the net of cumulative realized gains of $1,003 and cumulative realized losses of $0.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Chainlink network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Chainlink blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Chainlink Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

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

6. Risks and Uncertainties

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

Payable for Chainlink purchased represents the quantity of Chainlink purchased for the creation of Shares where the Chainlink has not yet settled.

	June 30, 2026	December 31, 2025
(unaudited)
Payable for Chainlink purchased	$—	$—

Receivable for Chainlink sold represents the quantity of Chainlink sold for the redemption of Shares where the Chainlink has not yet been settled.

	June 30, 2026	December 31, 2025
(unaudited)
Receivable for Chainlink sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended June 30, 2026*	For the period January 13, 2026 (commencement of operations) through June 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$15.96	$25.00
Net investment income (loss) [1]	(0.01)	(0.02)
Net realized and change in unrealized appreciation (depreciation) on investment in Chainlink	(2.85) [2]	(11.88) [2]
Net change in net assets from operations	(2.86)	(11.90)
Principal Market NAV per-share, end of period	$13.10	$13.10

Total return, at net asset value [3]	(17.92)%	(47.60)%

Ratios to average net assets [4,5]
Gross expenses	0.34%	0.34%
Net expenses	0.30%	0.21%
Net investment income (loss)	(0.30)%	(0.21)%

* No comparative financial statements have been provided as the Trust commenced operations on January 13, 2026.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating markets at value, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust. Total return is not annualized.

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

10. Subsequent Events

The Trust has evaluated subsequent events through August 12, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three months ended June 30, 2026 and for the period from January 13, 2026 (commencement of operations) to June 30, 2026*

	For the three months ended June 30, 2026*	For the period January 13, 2026 (commencement of operations) through June 30, 2026*
	(unaudited)	(unaudited)
Net investment loss	$(15,250)	$(15,250)
Net realized and unrealized gain (loss)	$(4,543,574)	$(7,385,630)
Net increase (decrease) in net assets resulting from operations	$(4,558,824)	$(7,400,880)
Net Assets[1]	$19,912,357	$19,912,357

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Chainlink that the Trust considered its principal market, as of 4:00 p.m. ET on the valuation date.

Three months ended June 30, 2026*

During the period ended June 30, 2026, the Trust's net assets increased from $15,481,264 on March 31, 2026 to $19,912,357 on June 30, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 1,001,198 Chainlink with a value of $8,989,917 in connection with Share creations during the period. Additions were partially offset by dispositions to the Trust of approximately (1,051) Chainlink to pay the Sponsor Fee with a value of $(9,483) during the period.

Net realized and change in unrealized loss on investment in Chainlink for the three months ended June 30, 2026 was $(4,543,574), which included a realized gain of $1,003 on the transfer of Chainlink to pay the Sponsor Fee, and a change in unrealized depreciation on investment in Chainlink of $(4,544,577). There were no realized gains or losses for sales of Chainlink for the redemption of Shares. Net realized and change in unrealized loss on investment in Chainlink for the period resulted primarily from Chainlink price depreciation from $8.77 on March 31, 2026 to $7.20 on June 30, 2026. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(4,558,824), which consisted of the net realized and unrealized loss on investment in Chainlink less the Sponsor fee of $(17,154) of which $1,904 was waived.

Six months ended June 30, 2026*

During the period ended June 30, 2026, the Trust's net assets increased from $200 on January 13, 2026 (commencement of operations) to $19,912,357 on June 30, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 2,767,457 Chainlink with a value of $27,313,237 in connection with Share creations during the period. Additions were partially offset by dispositions by the Trust of approximately (1,051) Chainlink to pay the Sponsor Fee with a value of $(9,483) during the period.

Net realized and change in unrealized loss on investment in Chainlink for the six months ended June 30, 2026 was $(7,386,630), which included a realized gain of $1,003 on the transfer of Chainlink to pay the Sponsor Fee, and a change in unrealized depreciation on investment in Chainlink of $(7,386,633). There were no realized gains or losses for sales of Chainlink for the redemption of Shares. Net realized and change in unrealized loss on investment in Chainlink for the period resulted primarily from Chainlink price depreciation from $13.73 on January 13, 2026 (commencement of operations) to $7.20 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(7,400,880), which consisted of net realized and unrealized loss on investment in Chainlink less the Sponsor fee of $(24,135) of which $8,885 was waived. For the period January 13, 2026 (commencement of operations) through June 30, 2026, the Sponsor has agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets for the three-month period starting on January 14, 2026, the day the Shares were initially listed on the Exchange, through April 13, 2026.

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

Net Assets

As of June 30, 2026, the Trust held a net closing balance of 2,766,406.1198 Chainlink with a total market value of $19,915,330 based on the LINKUSD_NY price of $7.20, used to determine the Trust's NAV. The total market value of the Trust's Chainlink held was $19,918,124 based on the price of Chainlink (Lukka Prime Rate) in the principal market (Coinbase) of $7.20, used to determine the Trust's Principal Market NAV.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust. The Sponsor contractually waived the Sponsor Fee until April 13, 2026, on the first $500 million of Trust assets, and will accrue at an annual rate of 0.34% of the Trust’s Chainlink holdings beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Chainlink holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Chainlink will vary in the normal course of business operations.

No material changes have occurred during the period from January 13, 2026 (commencement of operations) through June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Chainlink traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Chainlink, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $7.20.

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

The cost basis of the Chainlink received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Chainlink at 4:00 p.m. ET on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring that the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed no Baskets (comprising 0 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	—	$—
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	—	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

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

PCAOB: The Public Company Accounting Oversight Board.

Pricing Benchmark: CME CF Chainlink-Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Chainlink as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of Chainlink in U.S. dollars.

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

Date: August 12, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.