Form 10-Q
period 2026-09-30
Bitwise Chainlink ETF
filed 2026-11-13
CIK 2082889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 2,760,000 outstanding shares as of November 8, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise Chainlink ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

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

Bitwise CHAINLINK ETF

Table of Contents

Page
PART I-FINANCIAL INFORMATION	1
Item 1. Financial Statements (Unaudited).	1
Statements of Assets and Liabilities on September 30, 2026 (unaudited) and December 31, 2025	1
Schedule of Investment on September 30, 2026 (unaudited)	2
Statements of Operations (unaudited) for the three months ended September 30, 2026 and for the period from January 13, 2026 (commencement of operations) through September 30, 2026	3
Statements of Changes in Net Assets (unaudited) for the three months ended September 30, 2026 and for the period from January 13, 2026 (commencement of operations) through September 30, 2026	4
Statement of Cash Flows (unaudited) for the period from January 13, 2026 (commencement of operations) through September 30, 2026	5
Notes To Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	18
Item 4. Controls and Procedures.	18
PART II-OTHER INFORMATION	19
Item 1. Legal Proceedings.	19
Item 1A. Risk Factors.	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3. Defaults Upon Senior Securities.	19
Item 4. Mine Safety Disclosures.	19
Item 5. Other Information.	19
Item 6. Exhibits.	20

GLOSSARY OF DEFINED TERMS	21
SIGNATURES	23

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Chainlink ETF

Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025*
	(unaudited)
Assets
Investment in Chainlink, at fair value (cost $47,427,084 as of September 30, 2026)	$65,180,975	$—
Cash	—	200
Receivable for creations	2,077,208	—
Total assets	67,258,183	200

Liabilities
Payable for Chainlink purchased	2,078,050	—
Sponsor Fee payable	13,898	—
Total liabilities	2,091,948	—

Net Assets	$65,166,235	$200

Shares issued and outstanding, no par value (unlimited shares authorized)	2,520,000	8	[1]
Principal Market NAV per Share	$25.86	$25.00	[1]

* As of December 31, 2025, the Trust held initial seed capital amounting to $200 in cash.

1 Prior to commencement of operations on January 13, 2026, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 8 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Schedule of Investment

September 30, 2026* (unaudited)

	Quantity			Percentage of
	of Chainlink	Cost	Fair Value	Net Assets
Investment in Chainlink^	4,582,464.4618	$47,427,084	$65,180,975	100.02%
Total investment		$47,427,084	65,180,975	100.02
Liabilities in excess of other assets			(14,740)	(0.02)
Net Assets			$65,166,235	100.00%

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Statements of Operations

	For the three months ended September 30, 2026*	For the period January 13, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	29,839	53,974
Total expenses	29,839	53,974
Less: waivers and reimbursements	—	(8,885)
Net expenses	29,839	45,089
Net investment loss	(29,839)	(45,089)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Chainlink sold to pay Sponsor Fee	4,180	5,183
Net change in unrealized appreciation (depreciation) from investment in Chainlink	25,140,524	17,753,891
Net realized and unrealized gain (loss)	25,144,704	17,759,074
Net increase (decrease) in net assets resulting from operations	$25,114,865	$17,713,985

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Chainlink ETF

Statements of Changes in Net Assets

	For the three months ended September 30, 2026*	For the period January 13, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(29,839)	$(45,089)
Net realized gain (loss)	4,180	5,183
Net change in unrealized appreciation (depreciation) on investment in Chainlink	25,140,524	17,753,891
Net increase (decrease) in net assets resulting from operations	25,114,865	17,713,985

Increase (decrease) in net assets from capital share transactions
Shares created	20,778,189	48,091,426
Shares redeemed	(639,176)	(639,376)
Net increase (decrease) in net assets resulting from capital share transactions	20,139,013	47,452,050
Total increase (decrease) in net assets from operations and capital share transactions	45,253,878	65,166,035
Net assets
Beginning of period	19,912,357	200	[1]
End of period	$65,166,235	$65,166,235

Shares issued and redeemed
Shares created	1,030,000	2,550,000
Shares redeemed	(30,000)	(30,008)
Net increase (decrease) in Shares issued and outstanding	1,000,000	2,519,992

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

Bitwise Chainlink ETF

Statement of Cash Flows

For the period January 13, 2026 (commencement of operations) through September 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,713,985
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Chainlink	(23,076,817)
Proceeds from Chainlink sold	—
Transfer of Chainlink to pay Sponsor Fee	31,191
Net realized (gain) loss from investment in Chainlink sold to pay Sponsor Fee	(5,183)
Net change in unrealized (appreciation) depreciation from investment in Chainlink	(17,753,891)
Increase (decrease) in Sponsor Fee payable	13,898
Net cash provided by (used in) operating activities	(23,076,817)

Cash flows from financing activities
Shares created	23,715,993
Shares redeemed	(639,376)
Net cash provided by (used in) financing activities	23,076,617

Net increase (decrease) in cash	(200)
Cash, beginning of period [1]	200
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of Chainlink	$22,298,225
In-Kind Redemptions of Chainlink	$—

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

Bitwise Chainlink ETF

Notes To Financial Statements

September 30, 2026 (Unaudited)

1. Organization

Bitwise Chainlink ETF (the “Trust”) is an investment trust organized on August 13, 2025 under Delaware law pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of November 17, 2025. The Trust’s primary investment objective is to seek to provide exposure to the value of Chainlink held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor Fee. In seeking to achieve its primary investment objective, the Trust’s sole asset is Chainlink. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “CLNK”, providing investors with an efficient means to obtain market exposure to the price of Chainlink.

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee.

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

The statement of assets and liabilities and schedule of investment as of September 30, 2026, the statement of cash flows for the period from January 13, 2026 (commencement of operations) through September 30, 2026, and the statements of operations and changes in net assets for the three-month period ended September 30, 2026 and for the period from January 13, 2026 (commencement of operations) through September 30, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended September 30, 2026, the period from January 13, 2026 (commencement of operations) through September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Chainlink traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Chainlink to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Chainlink, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $14.22. This quoted price is an unadjusted price in an active market for identical Chainlink.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Chainlink, at fair value	$65,180,975	$—	$—	$65,180,975

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Chainlink

As of September 30, 2026, the Trust held a net closing balance of 4,582,464.4618 Chainlink with a total market value of $65,445,978 based on the CME CF Chainlink-Dollar Reference Rate - New York Variant ("LINKUSD_NY") price of $14.28, used to determine the Trust's NAV. The total market value of the Trust's Chainlink held was $65,180,975 based on the price of Chainlink (Lukka Prime Rate) in the principal market (Coinbase) of $14.22, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Chainlink and the respective fair value for the period from January 13, 2026 (commencement of operations) to September 30, 2026*:

	Quantity of Chainlink	Fair Value
Beginning balance as of January 13, 2026 (commencement of operations)	0.0000	$0
Purchases	2,383,904.2869	25,154,867
In-Kind Creations	2,202,040.7423	22,298,225
Sales for the redemption of Shares	—	—
Chainlink transferred for Sponsor Fee	(3,480.5674)	(31,191)
Net realized gain (loss) on investment in Chainlink transferred to pay Sponsor Fee	—	5,183
Change in unrealized appreciation (depreciation) from investment in Chainlink	—	17,753,891
Ending balance as of September 30, 2026	4,582,464.4618	$65,180,975

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

Additions during the period represent Chainlink purchased due to creations into the Trust and in-kind creations. Dispositions during the period represent Chainlink transferred to pay the Sponsor Fee of the Trust. For the period from January 13, 2026 (commencement of operations) through September 30, 2026, the Trust recognized net realized gains of $5,183, which represents the net of cumulative realized gains of $5,195 and cumulative realized losses of $12.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Payable for Chainlink purchased represents the quantity of Chainlink purchased for the creation of Shares where the Chainlink has not yet settled.

	September 30, 2026	December 31, 2025
	(unaudited)
Payable for Chainlink purchased	$2,078,050	$—

Receivable for Chainlink sold represents the quantity of Chainlink sold for the redemption of Shares where the Chainlink has not yet been settled.

	September 30, 2026	December 31, 2025
(unaudited)
Receivable for Chainlink sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended September 30, 2026*	For the period January 13, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$13.10	$25.00
Net investment income (loss) [1]	(0.02)	(0.04)
Net realized and change in unrealized appreciation (depreciation) on investment in Chainlink	12.78 [2]	0.90 [2]
Net change in net assets from operations	12.76	0.86
Principal Market NAV per-share, end of period	$25.86	$25.86

Total return, at net asset value [3]	97.40%	3.44%

Ratios to average net assets [4,5]
Gross expenses	0.34%	0.34%
Net expenses	0.34%	0.28%
Net investment income (loss)	(0.34)%	(0.28)%

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

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of the Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through November 13, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three months ended September 30, 2026 and for the period from January 13, 2026 (commencement of operations) to September 30, 2026*

	For the three months ended September 30, 2026*	For the period January 13, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Net investment loss	$(29,839)	$(45,089)
Net realized and unrealized gain (loss)	$25,144,704	$17,759,074
Net increase (decrease) in net assets resulting from operations	$25,114,865	$17,713,985
Net Assets[1]	$65,166,235	$65,166,235

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Chainlink that the Trust considered its principal market, as of 4:00 p.m. ET on the valuation date.

Three months ended September 30, 2026*

During the period ended September 30, 2026, the Trust's net assets increased from $19,912,357 on June 30, 2026 to $65,166,235 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 1,818,487.8427 Chainlink with a value of $20,139,855 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of (2,429.5007) Chainlink to pay the Sponsor Fee with a value of $(21,708) during the period.

Net realized and change in unrealized gain on investment in Chainlink for the three months ended September 30, 2026 was $25,144,704, which included a realized gain of $4,180 on the transfer of Chainlink to pay the Sponsor Fee, and a change in unrealized appreciation on investment in Chainlink of $25,140,524. There were no realized gains or losses for sales of Chainlink for the redemption of Shares. Net realized and change in unrealized gain on investment in Chainlink for the period resulted primarily from Chainlink price appreciation from $7.20 on June 30, 2026 to $14.28 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $25,114,865, which consisted of the net realized and unrealized gain on investment in Chainlink less the Sponsor Fee of $(29,839).

The period from January 13, 2026 (commencement of operations) through September 30, 2026*

During the period ended September 30, 2026, the Trust's net assets increased from $200 on January 13, 2026 (commencement of operations) to $65,166,235 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 4,585,945.0292 Chainlink with a value of $47,453,092 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of (3,480.5674) Chainlink to pay the Sponsor Fee with a value of $(31,191) during the period.

Net realized and change in unrealized gain on investment in Chainlink for the period from January 13, 2026 (commencement of operations) through September 30, 2026 was $17,759,074, which included a realized gain of $5,183 on the transfer of Chainlink to pay the Sponsor Fee, and a change in unrealized appreciation on investment in Chainlink of $17,753,891. There were no realized gains or losses for sales of Chainlink for the redemption of Shares. Net realized and change in unrealized gain on investment in Chainlink for the period resulted primarily from Chainlink price appreciation from $13.73 on January 13, 2026 (commencement of operations) to $14.28 on September 30, 2026. Net increase in net assets resulting from operations for the period from January 13, 2026 (commencement of operations) through September 30, 2026 was $17,713,985, which consisted of net realized and unrealized gain on investment in Chainlink less the Sponsor Fee of $(45,089) net of $8,885 that was waived. For the period January 13, 2026 (commencement of operations) through September 30, 2026, the Sponsor agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets for the three-month period starting on January 14, 2026, the day the Shares were initially listed on the Exchange, through April 13, 2026.

* No comparative period information yet available as the Trust commenced operations on January 13, 2026.

Net Assets

As of September 30, 2026, the Trust held a net closing balance of 4,582,464.4618 Chainlink with a total market value of $65,445,978 based on the LINKUSD_NY price of $14.28, used to determine the Trust's NAV. The total market value of the Trust's Chainlink held was $65,180,975 based on the price of Chainlink (Lukka Prime Rate) in the principal market (Coinbase) of $14.22, used to determine the Trust's Principal Market NAV.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust. The Sponsor contractually waived the Sponsor Fee until April 13, 2026, on the first $500 million of Trust assets, and the Sponsor Fee accrues at an annual rate of 0.34% of the Trust’s Chainlink holdings thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Chainlink holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Chainlink will vary in the normal course of business operations.

No material changes have occurred during the period from January 13, 2026 (commencement of operations) through September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Chainlink traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Chainlink to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Chainlink, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $14.22. This quoted price is an unadjusted price in an active market for identical Chainlink.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and in ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 3 Baskets (comprising 30,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	—	$—
August 1, 2026 – August 31, 2026	—	$—
September 1, 2026 – September 30, 2026	30,000	$21.31

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this Quarterly Report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

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

31.1

Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the financial statements and related notes.

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

PCAOB: The Public Company Accounting Oversight Board.

Pricing Benchmark: CME CF Chainlink-Dollar Reference Rate - New York Variant, a standardized reference rate published by CF Benchmarks Ltd. that calculates the U.S. dollar price of Chainlink as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of Chainlink in U.S. dollars.

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

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Trust: The Bitwise Chainlink ETF.

Trust Agreement: The First Amended and Restated Declaration of Trust and Trust Agreement of the Bitwise Chainlink ETF, entered into by the Sponsor and the Trustee.

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

Date: November 13, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.